Form 10-Q
period 1994-01-30
OPTICAL RADIATION CORP
filed 1994-03-11
CIK 74702

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JANUARY 30, 1994     COMMISSION FILE NO. 0-7530


                         OPTICAL RADIATION CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)


         California                                       95-2621568
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


1300 Optical Drive, Azusa, California                       91702
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:(818) 969 3344

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                 -----      -----

Number of Common Shares Outstanding as of March 4, 1994:

                                   5,878,199

                         PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         OPTICAL RADIATION CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Thousands of Dollars, Except per Share Data)

                                           Three Month          Six Month
                                           Period Ended        Period Ended
                                           January 30,         January 30,
                                       ________  ________  ________  _______
                                         1994      1993      1994     1993
                                       --------  --------  --------  -------

Sales                                  $36,304    $35,375  $76,743   $75,183

Less:  Cost of Sales                    23,893     21,577   49,521    45,889
       Research & development
          expenses                       2,041      2,254    4,198     4,311
       Selling, administration &
          general expenses              10,328     10,098   21,292    21,183
                                       --------  --------  --------  -------
Operating income                            42      1,446    1,732     3,800
Interest income                            281        334      582       696
Interest expense                         (508)      (524)  (1,011)   (1,050)
Other, net                                (52)       (27)       92     (238)
                                       --------  --------  --------  -------
Income (loss) before taxes               (237)      1,229    1,395     3,208
Provision (benefit) for taxes             (69)        361      405       994
                                       --------  --------  --------  -------
Net income (loss) before
   cumulative effect of
   accounting change                     (168)        868      990     2,214
Cumulative effect of
   accounting change                         -          -    1,420         -
                                       --------  --------  --------  -------
Net income (loss)                      $ (168)   $    868  $ 2,410   $ 2,214
                                       ========  ========  ========  =======
Income (loss) per share
   before cumulative
   effect of accounting change         $(0.03)   $   0.14  $  0.17    $ 0.36

Income per share from
   cumulative effect
   of accounting change                      -          -  $  0.23         -
                                       --------  --------  --------  -------

Net income (loss) per share            $(0.03)   $   0.14  $  0.40   $  0.36
                                       ========  ========  ========  =======

                         OPTICAL RADIATION CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                January 30,         July 31,
                                                    1994             1993
                                                 -----------     -----------
ASSETS:
   Cash and equivalents                          $    31,027      $   37,191
   Accounts receivable, net                           23,179          23,589
   Inventories                                        25,708          24,242
   Prepaid deferred taxes                              4,314           4,728
   Other current assets                                5,874           2,685
                                                 -----------     -----------
      Total current assets                            90,102          92,435
   Property, plant & equipment, net                   34,012          34,595
   Commonwealth bonds                                    630             631
   Leases and notes receivable                         1,603           2,280
   Patents and licenses, net                           9,335           7,350
   Other assets                                        1,439           1,534
   Goodwill                                            9,510           9,663
                                                 -----------     -----------
      Total assets                               $   146,631      $  148,488
                                                 ===========     ===========
LIABILITY AND SHAREHOLDER'S EQUITY:
   Current portion long-term debt                $       455      $      455
   Accounts payable                                    4,562           4,201
   Accrued payroll and related costs                   5,436           6,407
   Accrued royalty and commission                      1,471           1,796
   Other accruals                                     11,249           5,274
   Taxes payable                                         487           6,881
                                                 -----------     -----------
      Total current liabilities                       23,660          25,014
   Deferred income taxes                               6,184           5,638
   Long-term debt, less current portion               18,973          19,170
   Other liabilities                                   1,245           1,738
                                                 -----------     -----------
      Total liabilities                               50,062          51,560
   Common stock                                        2,939           3,041
   Paid-in capital                                    11,790          14,457
   Retained earnings                                  81,840          79,430
                                                 -----------     -----------
      Total equity                                    96,569          96,928
                                                 -----------     -----------
   Total liabilities and equity                  $   146,631      $  148,488
                                                 ===========     ===========

                         OPTICAL RADIATION CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                    Six-Month Period Ended
                                                          January 30,
                                                      1994            1993
                                                   ---------      ---------
Cash flow from operating activities:
   Net income                                      $   2,410      $   2,214
   Adjustments to reconcile income
    to net cash flow:
      Depreciation and amortization                    2,799          2,704
      Cumulative effect of change
         in accounting principle                     (1,420)              -
Changes in assets and liabilities:
   Accounts receivable                                   410          1,325
   Inventories                                       (1,466)            280
   Prepaid expenses and other
    current assets                                   (3,189)          (907)
   Accounts payable                                      361          (791)
   Accrued liabilities                                 (934)        (1,620)
   Income tax payable                                  (781)          (592)
                                                   ---------      ---------
Net cash flow from operations                          1,810          2,613

Cash flow from investing activities:
   Additions to property and equipment               (1,717)        (1,827)
   Net retirement of patents,
      licenses and other                                 771            147
   Liquidation of Commonwealth Bonds                       1             20
                                                   ---------      ---------
Net cash flow from investing activities                (945)        (1,660)

Cash flow from financing activities:
   Reduction in short-term debt                            -           (60)
   Reduction in capital lease
      obligations and other                            (443)          (428)
   Reduction in long-term debt                         (197)          (679)
   Proceeds from exercise of stock options                35            159
   Purchase of common stock                          (2,804)          (924)
                                                   ---------      ---------
Net cash flow from financing activities              (3,409)        (1,923)
                                                   ---------      ---------
Reduction in cash and equivalents                    (6,164)          (979)
Cash & equivalents at beginning of period             37,191         24,436
                                                   ---------      ---------

Cash $ equivalents at the end of period            $  31,027      $  23,457
                                                   =========      =========

                         OPTICAL RADIATION CORPORATION


                         NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS




Note 1 - Unaudited Financial Statements

The consolidated financial statements included herein are based in part on estimates and include such adjustments (consisting solely of normal recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position at January 30, 1994 and July 31, 1993, and the results of its operations for the three-month and six-month periods ended January 30, 1994 and 1993. The consolidated financial statements and related notes are condensed and have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently, they do not include all generally accepted accounting disclosures required for complete annual financial statements. These consolidated statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1993 Annual Report.

Note 2 - Income Taxes

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" which supersedes Accounting Principle Board Opinion No. 11 that the Company had previously followed.

The Company has adopted SFAS No. 109 effective August 1, 1993 and recorded a $1,420,000 increase in consolidated net income from the cumulative effect of a change in accounting for income taxes. In addition, the Company increased the value of patents and other intangibles of Corneal Contouring, Inc., a subsidiary acquired in March of 1992, by $2,380,000 and increased net deferred tax liabilities by $960,000. As a result of these items, the Company's equity was increased by $1,420,000 as of August 1, 1993.

Note 3 - Reclassification

Certain prior year items have been reclassified to conform with the current year presentation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended January 30, 1994

Sales were strong for most of the Company's operating units during the quarter but a sharp decline in intraocular lens sales and the prior year divestiture of a division caused modest comparative sales growth for the period. The Consumer Optical Group posted a 13% increase in sales with strong revenue gains for finished eyewear and contact lenses through Omega Optical. Industrial product line shipments showed a 73% gain over the prior year period with excellent results for ceramic lamps and fiber optic illuminators that are primarily used in endoscopic medical systems. Photo exposure system sales were also up significantly for the quarter. The Company commenced sales of the MasterVue trademark Corneal Topography system during the quarter and while initial sales were modest for the period, customer acceptance was very encouraging. Offsetting these appreciable sales gains was a precipitous 46% drop in intraocular lens revenue. This decline was attributable to a variety of factors including the impoundment, in November, 1993 by the Food and Drug Administration (FDA) of all one-piece IOL models in finished goods inventory (see Item 5. Other Events to this filing). This action, in turn, caused some customer defection and product shortages that reduced sales. Additionally, market dynamics remained unfavorable with lower average selling prices and a shift to foldable lens designs. Lastly, on a comparative basis, sales showed a $1.2 million decline because the Cinema Products Division was sold last year.

Gross profit margins fell to 34% for the current period from 39% for the comparable prior year period or, in absolute terms, a decline of $1.4 million. Most of the Company's operating units had stable gross profit margins for the quarter but with two notable exceptions. The Lamp Division was able to leverage much higher sales by spreading overhead and widening their margins. The intraocular lens product line was just the opposite as dramatically lower sales shrunk overhead absorption and caused a 60% drop in absolute gross profit dollars. Another negative factor impacting gross profit was incremental expenses associated with the FDA impoundment action.

Selling,  general  and  administrative expenses  remained  unchanged  for  the quarter at 28% of sales. Marketing expenses dropped slightly while administrative expenses rose slightly. Research and development expenses dropped approximately $.2 million to $2.0 million. The elimination of the Cinema Products Division and reduced expenses on the MasterVue product line, as it reaches commercialization, were primarily responsible for this drop in R&D charges.

Interest expense was down slightly reflecting a small reduction in mortgage debt outstanding while interest income was down because of much lower short term interest rates.

The current period generated a pretax loss of $237,000 versus the prior year's profit of $1,229,000. This swing in pretax results was caused by the deterioration in the operating performance of the IOL product line. For the second quarter, the IOL product line lost $1,233,000 as compared to a pretax profit of $944,000 for the prior year's comparable quarter. The current period's IOL product line loss included approximately $230,000 of expenses relating to the FDA impoundment action.

The tax rate for the quarter was 29%, unchanged from the first quarter. The tax rate for the Company is heavily influenced by the distribution of income between Puerto Rico and U.S. based sources. A net loss of $.2 million, equal to $.03 per share, was generated for the quarter as compared to net income of $.9 million, or $.14 per share, for the prior year period.
Six Months Ended January 30, 1994

The Consumer Optical Group posted a 13% sales gain for the six month period with strong revenue gains for finished eyewear and contact lenses through the Company's Omega Optical subsidiary. The Company's two industrial products divisions recorded a 50% sales increase for the same period with increased demand for xenon lamps and photo exposure systems. Nearly offsetting these sales gains was a significant decrease in sales for intraocular lenses because of several factors. The FDA impoundment action in November, 1993 adversely affected shipments to customers and caused some account defection. Average selling prices for IOL's have continued to decline which has caused gross profit margin compression and the market is slowly shifting towards foldable IOLs. The Company's competitive foldable IOL, MemoryLens registered trademark, is still in clinical study. Last year, during the third quarter, the Cinema Products division was sold which, on a comparable basis, eliminated $3.0 million of sales for the six month period. With these sales excluded, total sales for the period were up 6%.

Gross profit margin slipped to 36% for the first half from 39% last year. Most of this margin erosion occurred because of lower unit shipments and lower average selling prices for intraocular lenses. The Lamp division had noticeably better margins on higher sales and lower unit manufacturing costs.

Selling,  general and administrative expenses were stable for  the  six  month period at 27% to sales. Marketing expenses were down slightly while administrative charges were up marginally. Research and development was essentially unchanged for the comparative periods at $4.2 million. The Company's primary research and development efforts continue to be concentrated on the MemoryLens, the MasterVue Corneal Topography system and a mechanical method for refractive surgery.

Interest expense was stable but interest income dropped because of sharply lower short term interest rates. Other income and expense was favorable reflecting the expense, last year, of an extended reporting option on an insurance policy.

For the six-month period, pretax profit was $1.4 million compared to $3.2 million the prior year. This difference in pretax results is attributable to a profit decline for the IOL product line. Last year, this product line produced a pretax profit of $1.7 million as compared to a pretax loss of $1.8 million for the current six-month period.

The tax rate for the first half was 29% which is down from 31% the prior year. The Company's tax rate is heavily influenced by the distribution of income between Puerto Rico and U.S. based sources. Net income before the cumulative effect for the adoption of SFAS No. 109, "Accounting for Income Taxes", was $1.0 million as compared to $2.2 million the prior year. The adoption of SFAS No. 109 added $1.4 million to net income for the first half.

Financial Condition
Cash flow was negative by $3.7 million and $6.2 million for the second quarter and first half, respectively. For the current quarter, the Company repurchased 196,000 shares of its common stock during the quarter at a cost of $2.7 million. Inventories increased by $1.9 million because of: 1) above normal ophthalmic lens purchases at Omega because of special vendor pricing,
2) a large buildup of work-in-process inventory relating to photo exposure systems that will ship the second half of the year, and 3) an increase of inventory to support initial sales of the new MasterVue system. Other current assets increased by $.7 million relating to payments made to settle product liability claims that should be covered by an umbrella insurance carrier (see
Item  1.   Litigation  to this filing).  Lastly, cash was  used  to  make  two quarterly tax estimation payments to the Federal and various state taxing authorities. Despite this heavy use of cash for the quarter, the current ratio remained unchanged at 3.8.

Capital expenditures were $.8 million for the quarter and are projected at $4 to $5 million for the entire fiscal year.

The Company has $2.3 million in inventory that represents intraocular lenses impounded by the FDA in their action of November, 1993 (see Item 5. Other Events to this filing). These intraocular lenses have a five year shelf life and represent some of the most popular intraocular lens models sold by the Company. The Company is hopeful that this dispute with the FDA will be resolved in a relatively short period of time. However, the Company is building replacement inventory to service customer demands. Depending on when the FDA releases this impounded inventory, a future loss contingency may be required depending upon circumstances at that time.

The Company has a non-committed credit line of $5 million from its lead bank for which it pays no fees but has no current plans to convert this to a committed facility as it expects cash flow from operations will be sufficient to fund ongoing business activity. The Company is not aware of any circumstance which would adversely impact its liquidity or capital resources in the near future.

PART II.  OTHER INFORMATION

Item 1.     Litigation

Through the second quarter, the Company had paid, but deferred for financial reporting purposes, approximately $3.2 million in product liability claim settlements and expenses relating to coverage that should be provided by Agricultural Excess and Surplus Insurance Company ("Agricultural"). Agricultural was the first layer products liability umbrella insurance carrier in the year these claims were originally asserted. Agricultural has refused to pay or reimburse the Company for expenses and claim settlements and has sought judicial confirmation on the appropriateness of this action. The Company believes that action by Agricultural is without merit and has filed for Summary Judgment in addition to counter claiming against Agricultural for bad faith. If the Company's position is not sustained by the courts, the amounts deferred would have to be expensed in a future period.

On November 24, 1993, a purported shareholder class action, titled Steiner v. Optical Radiation Corporation, et al., was filed against the Company and two of its officers in the United States District Court, Central District of California. The complaint alleged that the Company failed to disclose that FDA inspections had uncovered deficiencies in the Company's manufacturing processes and that such non-disclosure was in violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint sought unspecified damages for persons who purchased the Company's Common Stock during a stated period. On February 3, 1994, the court approved a stipulation for dismissal of this action, which admitted no liability of the Company or its officers and did not require any payment by them.

A wholly owned subsidiary of the Company, Precision Optics, Inc., (Precision) received a letter from the Minnesota Pollution Control Agency (MPCA), dated February 7, 1994, designating Precision as a responsible party (RP) for the Saint Augusta Sanitary Landfill/Engen Dump. Precision has the right to challenge this designation and intends to do so. Precision had previously been designated as a responsible party for this site but that designation was rescinded based upon information furnished to MPCA. The previous designation had to do with grinding oil for optical fabrication. The current designation has to do with glass shavings from optical fabrication. Based upon discussion with officials at MPCA and other long-term RP's, the Company recorded a de minimis loss contingency reserve in the current quarter to provide for any exposure relating to this matter.

Item 5.     Other Events

On November 23, 1993, Optical Radiation Corporation (Company) was served with a Complaint for Forfeiture filed in the United States District Court, Central District of California, titled United States of America v. 5,082 boxes, more or less, of intraocular lenses. This civil action was brought by United States Food and Drug Administration ("FDA"), alleging that the Company did not conform to four specific requirements of "Good Manufacturing Practices" ("GMP") guidelines. These alleged GMP compliance issues were noted by the FDA during routine inspections in April and August, 1993 at the Company's facility in Cidra, Puerto Rico. Following service of the complaint, the FDA impounded, at the Company's Azusa facility, all one-piece intraocular lenses (IOLs) in finished goods and in work-in-process inventories. These impounded IOLs represented approximately one-third of finished IOL inventories and had a carrying value of approximately $2.3 million. The action did not affect one-piece IOLs held in customer consignment inventories nor did it seek to enjoin the Company from manufacturing one-piece IOLs. Additionally, no recall of any product has been requested by the FDA. This action is not based on the clinical performance of the one-piece IOLs; but rather, is predicated on the FDA's interpretation of GMP guidelines. The one-piece IOLs represent approximately 50% of all IOL sales or $10 million on an annualized basis.

The Company has filed a claim for the return of the impounded inventory and is attempting to resolve this matter with the FDA. The Company continues to manufacture and sell one-piece IOL's since the impoundment action by the FDA. However, the Company does not know what future actions, if any, the FDA might take with regards to this matter. Additionally, the Company does not know if it will be successful in resolving this issue, or what timeframe will be involved to bring this matter to conclusion. It is possible that subsequent events could cause the Company to record a loss contingency reserve in a future reporting period. This loss contingency reserve could encompass all or a portion of the impounded inventory and additional items based upon future events.

On February 17, 1994, the Company announced that it had engaged Donaldson, Lufkin & Jenrette Securities Corporation (DLJ), a New York investment banking firm, to advise the Board of Directors on alternative directions for the Company that would enhance shareholder value.
Item 6.           Exhibits and Reports on Form 8-K

            (a)   Exhibits

                        None

                         (b) One report on Form 8-K dated December 2, 1993 was filed during the quarter. This filing describes the impoundment by the United States Food and Drug Administration of the Company's one-piece intraocular lens finished goods inventory. It also describes a shareholder class action lawsuit filed against the Company.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OPTICAL RADIATION CORPORATION
                                            Registrant



Date        3-11-94              s/         Richard D. Wood
      ------------------         --------------------------------------
                                            Richard D. Wood
                                       Chairman of the Board and
                                          Chief Executive Officer





Date        3-11-94              s/         Gary N. Patten
      ------------------         --------------------------------------
                                            Gary N. Patten
                                      Vice President - Finance and
                                          Chief Financial Officer