Form 10-Q
period 1994-04-30
OPTICAL RADIATION CORP
filed 1994-06-15
CIK 74702

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED APRIL 30, 1994                 COMMISSION FILE NO. 0-7530

                         OPTICAL RADIATION CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

         California                                    95-2621568
         ----------                                    ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

1300 Optical Drive, Azusa, California                     91702
- -------------------------------------                     -----
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:(818) 969 3344
                                                   --------------

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

Number of Common Shares Outstanding as of June 1, 1994:

                                   5,894,699

                         PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements
                         OPTICAL RADIATION CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Thousands of Dollars, Except per Share Data)

                                          Three Month         Nine Month
                                          Period Ended       Period Ended
                                           April 30,          April 30,
                                       ----------------     ----------------
                                         1994      1993      1994     1993
                                       ----------------     ----------------
Sales                                  $42,087    $42,314 $118,830  $117,497

Less:  Cost of Sales                    26,788     25,841   76,309    71,730
       Research and development
          expenses                       2,404      2,618    6,602     6,929
       Selling, administration and
          general expenses              10,894     11,420   32,186    32,603
                                       -------     ------   ------    ------
Operating income                         2,001      2,435    3,733     6,235
Interest income                            413        564      995     1,260
Interest expense                         (501)      (575)  (1,512)   (1,625)
Other,  net                              (107)        368     (15)	 130
                                       -------     ------   ------    ------
Income before taxes                      1,806      2,792    3,201     6,000
Provision for taxes                        571        685      976     1,679
                                       -------     ------   ------    ------
Net income before cumulative
       effect of accounting change       1,235      2,107    2,225     4,321
Cumulative effect of
       accounting change                     -          -    1,420         -
                                       -------     ------   ------    ------
Net  income                             $1,235     $2,107   $3,645    $4,321

Income per share before cumulative
       effect of accounting change       $0.21      $0.34    $0.37     $0.70

Income per share from cumulative effect
       of accounting change                  -          -    $0.23         -
                                       -------     ------   ------    ------
Net income per share                     $0.21      $0.34    $0.60     $0.70
                                       -------     ------   ------    ------
                                       -------     ------   ------    ------
Weighted average number of
       shares outstanding            6,003,000  6,171,000 6,032,000 6,188,000

                         OPTICAL RADIATION CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                 April 30,          July 31,
                                                    1994             1993
                                                 -----------     -----------
ASSETS:
   Cash and equivalents                          $    29,073      $   37,191
   Accounts receivable, net                           26,009          23,589
   Inventories                                        27,649          24,242
   Prepaid deferred taxes                              4,314           4,728
   Other current assets                                6,250           2,685
                                                 -----------      -----------
      Total current assets                            93,295          92,435
   Property, plant & equipment, net                   33,551          34,595
   Commonwealth bonds                                    629             631
   Leases and notes receivable                         1,355           2,280
   Patents and licenses, net                           9,125           7,350
   Other assets                                        1,521           1,534
   Goodwill                                            9,434           9,663
                                                   ---------       ---------
   Total assets                                  $   148,910      $  148,488
                                                   ---------       ---------
                                                   ---------       ---------
LIABILITY AND SHAREHOLDER'S EQUITY:
   Current portion long-term debt                $       547      $      455
   Accounts payable                                    5,024           4,201
   Accrued payroll and related costs                   6,995           6,407
   Accrued royalty and commission                      1,544           1,796
   Other accruals                                     10,544           5,274
   Taxes payable                                         218           6,881
                                                   ---------       ---------
      Total current liabilities                       24,872          25,014
   Deferred income taxes                               6,184           5,638
   Long-term debt, less current portion               18,780          19,170
   Other liabilities                                   1,048           1,738
                                                   ---------       ---------
      Total liabilities                               50,884          51,560
   Common stock                                        2,947           3,041
   Paid-in capital                                    12,004          14,457
   Retained earnings                                  83,075          79,430
                                                   ---------       ---------
      Total equity                                    98,026          96,928
                                                   ---------       ---------
   Total liabilities and equity                  $   148,910      $  148,488
                                                   ---------       ---------
                                                   ---------       ---------

                         OPTICAL RADIATION CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                 Nine-Month Period Ended
                                                        April 30,
                                                     1994        1993
                                                   ---------   ---------
Cash flow from operating activities:
   Net income                                      $   3,645   $   4,321
   Adjustments to reconcile income to net cash flow:
      Depreciation and amortization                    4,275       4,048
      Cumulative effect of change in accounting
         principle                                   (1,420)           -
Changes in assets and liabilities:
   Accounts receivable                               (2,420)     (2,565)
   Inventories                                       (3,407)       4,618
   Prepaid expenses & other current assets           (3,565)       (292)
   Accounts payable                                      823       (444)
   Accrued liabilities                                   (7)         694
   Income tax payable                                (1,050)           3
                                                   ---------    --------
Net cash flow from operations                        (3,126)      10,383

Cash flow from investing activities:
   Additions to property and equipment               (2,479)     (2,654)
   Acquisitions of patents, licenses & other            (58)     (1,035)
   Retirements of patents, licenses & other            1,004         786
   Liquidation of Commonwealth Bonds                       2       3,847
                                                   ---------    --------
Net cash flow from investing activities              (1,531)         944

Cash flow from financing activities:
   Increase (Decrease) in short-term debt                 92        (60)
   Reduction in capital lease obligations
    and other                                          (616)       (658)
   Reduction in long-term debt                         (390)       (774)
   Proceeds from exercise of stock options               257         312
   Purchase of common stock                          (2,804)     (2,409)
                                                   ---------    --------
Net cash flow from financing activities              (3,461)     (3,589)
                                                   ---------    --------
Reduction in cash and equivalents                    (8,118)       7,738
Cash & equivalents at beginning of period             37,191      24,436
                                                   ---------    --------
Cash & equivalents at the end of period            $  29,073   $  32,174
                                                   ---------    --------
                                                   ---------    --------

                         OPTICAL RADIATION CORPORATION

                         NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Unaudited Financial Statements

The consolidated financial statements included herein are based in part on estimates and include such adjustments (consisting solely of normal recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position at April 30, 1994 and July 31, 1993, and the results of its operations for the three-month and nine-month periods ended April 30, 1994 and 1993. The consolidated financial statements and related notes are condensed and have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently, they do not include all generally accepted accounting disclosures required for complete annual financial statements. These consolidated statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1993 Annual Report.

Note 2 - Income Taxes

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which supersedes Accounting Principle Board Opinion No. 11 that the Company had previously followed.

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

The Internal Revenue Service is currently examining the Company's federal income tax returns for 1990 and 1991. The Company believes that additional income tax expense, if any, resulting from these examinations should not have a material adverse effect on the consolidated financial statements.

Note 3 - Reclassification

Certain prior year items have been reclassified to conform with the current year presentation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------
Three Months Ended April 30, 1994
- ---------------------------------
Sales increased moderately for most of the Company's operating units during the third quarter but a sharp decline in intraocular lens ("IOL") sales and the prior year divestiture of a division caused consolidated sales to be essentially unchanged from the same period last year. The Consumer Optical Group posted a 10% increase in sales with good revenue gains for finished eyewear through the Omega Group and increased shipments of ophthalmic lenses by the Orcolite division. The latter was driven in large part by an initial stocking order by a foreign customer that will be mitigated in the subsequent quarter to a lower sustaining delivery rate. The Company's Lamp division had a strong quarter with sales up 44% but this was nearly offset by a reduction in sales in the Electronic Products division because of the timing of photo exposure system deliveries. The fourth quarter will have significantly higher sales for photo exposure units. For all non-surgical operating units, sales increased 10% to $37.2 million and represented 88% of total Company revenue. In the Surgical Products area, sales of IOLs dropped over 40% compared to the prior year period but did show a modest increase over the second quarter's sales rate. This decline is attributable to several factors including the impoundment during the second quarter by the Food and Drug Administration ("FDA") of all one-piece IOL models in finished goods inventory. The Company was not prohibited from manufacturing replacement inventory, which was done during the third quarter, and this accounted for some of the modest sales growth for the current period as compared to the second quarter. Other factors impacting the lower IOL sales were a continuing drop in domestic average selling prices and a gradual market shift to foldable IOLs. The Company's foldable IOL, MemoryLensr, is not yet approved for sale in the United States and is not expected to be for at least a year. The Company's new corneal topography system, introduced during the preceding quarter, had modest sales gains for the current period.

Operating profits for most of the Company's units were up sharply for the quarter but significant losses were generated by the surgical sector. The Consumer Optical Group posted a 45% increase in operating profits for the current period and margins improved to 9.9% from 7.5% the prior year. This impressive increase was driven by higher sales and improved production yields at the Orcolite division. The two industrial divisions had a near doubling of operating profits despite weak photo exposure shipments. This resulted from much higher lamp sales, improved margins on newer products and good expense control. Mitigating these impressive gains were significant losses from the surgical units. The IOL division recorded a $.6 million loss because of lower unit sales and reduced average selling prices, however, this loss was approximately one-half of the prior quarter's loss. Included in this quarter's expenses was a $350 thousand charge for severance expense resulting from the elimination of 25% of the division's position in California and Puerto Rico and approximately $150 thousand of expenses relating to the FDA impoundment action. In addition, inventory reserve additions of approximately

$225 thousand were recorded for the quarter that, when combined with previously provided inventory reserves, represent the Company's estimation of the cost of re-inspecting the impounded inventory and selling these IOLs at a discount to on hand inventory. If the impounded inventory is not released through settlement or successful litigation with the FDA, the remaining value of this inventory of approximately $1.4 million would have to be further reserved, or possibly written off, in a subsequent period. The Company's two refractive projects, the corneal topography system and CCI, had combined losses for the quarter of almost $1.2 million up from both prior year and prior quarter levels.

Interest expense was down for the quarter reflecting a small reduction in mortgage debt outstanding while interest income was down because of lower interest rates and the receipt last year of interest on a tax refund. Other expense items for the quarter primarily relate to expenses associated with the retaining of an investment banking firm and related legal charges. Last year a gain of approximately $200 thousand was recorded in the quarter for settlement on an insurance claim.

A pretax profit of $1.8 million was recorded for the current period which is down from last year's results of $2.8 million. This reduction in profitability resulted from the deterioration in IOL operating performance and continued heavy investments in the Company's two refractive projects. The tax rate for the current quarter was 31.6% which is up sharply from last year's rate of 24.5%. This increase results from less profitability at the Company's Puerto Rico subsidiary and more domestic source income which is taxed at a higher rate than Puerto Rican source income.

Nine Months Ended April 30, 1994
- --------------------------------
The Consumer Optical Group posted a 12% sales gain for the nine month period with strong revenue increases for finished eyewear through Omega Optical along with higher shipments of ophthalmic lenses through the Orcolite division. The Lamp division recorded a 54% sales increase for the period while the Electronic Products division had only marginally higher revenue because of the timing of photo exposure deliveries. Partially offsetting these sales gains was a significant decrease in IOL sales which was caused by several factors. The FDA impoundment action in November, 1993 adversely affected shipments to customers and caused some account defection. In addition, average selling prices have continued to decline and the market continues to gradually shift towards foldable IOLs. The Company's competitive foldable IOL is still in clinical trails and is not available for domestic distribution. The new corneal topography system developed by the Company, MasterVue, commenced deliveries during the second quarter and this added approximately $1 million to period sales. Last year during the third quarter, the Cinema Products division was sold which, on a comparable basis, eliminated $3.9 million of sales for the nine month period. With these sales excluded, total Company sales for the period were up 5%.

Operating profits advanced sharply for most of the Company's operating units for the nine month period. The Consumer Optical Group posted a 45% increase in operating profit which was driven by higher sales, good expense control and production yield improvements at the Orcolite division. The Company's two industrial divisions recorded excellent results with operating profits nearly double the comparable prior year period because of higher sales and some product margin improvements. These operating profit increases for the Consumer Optical Group and the industrial units aggregated almost $3 million for the period but were mitigated by a $6 million swing in profitability for the IOL division and two refractive surgical projects. The IOL division has been heavily impacted by adverse industry trends that include lower prices, intense competition and shift towards foldable IOLs. In addition, the FDA impoundment action earlier in the fiscal year caused some loss of customers and significant expenses relating to this matter. Also in the third quarter, a charge for severance expenses was taken to realign the IOL division's cost structure to reflect the lower unit sales volume and adverse industry dynamics. The Company's two refractive development projects have incurred costs of approximately $3 million for the period which is $1 million more than the prior year period.

Interest expense was down slightly because of a small reduction in mortgage debt outstanding while interest income is lower because of sharply lower short term interest rates.

For the nine month period, pretax profit was $3.2 million compared to $6.0 million the prior year. This decrease is attributable to the Company's IOL business and, to a lesser extent, its refractive development projects. The tax rate for the first nine months of fiscal 1994 was 30.5% which is up from 28.0% last year. This increase is attributable to greater U.S. source income as opposed to Puerto Rican source income. Net income before the cumulative effect for the adoption of SFAS No. 109, "Accounting for Income Taxes", was $2.2 million as compared to $4.3 million the prior year. The adoption of SFAS No. 109 added $1.4 million to net income for the nine month period.

Financial Condition
- -------------------
Cash flow was negative by $2.0 million and $8.1 million for the third quarter and nine months, respectively. For the current quarter, sales increased approximately $6.0 million over the preceding quarter and this caused accounts receivable to increase by $2.8 million despite a reduction in days' sales outstanding. Inventories increased by $1.9 million for the period because of a large buildup of work-in-process inventory relating to photo exposure systems that will ship in the fourth quarter; an increase in ophthalmic lenses to meet higher customer demand and an increase in IOL inventory. The latter was to replace inventory that was impounded by the FDA in November, 1993. Also during the third quarter, the Company made a $1.5 million payment to the former CCI shareholders per terms of the purchase contract. Despite the heavy use of cash for the period, the current ratio remained unchanged at 3.8.

Capital expenditures were $.8 million for the quarter and will be over $1.0 million for the fourth quarter. Capital expenditures for the year are expected to be approximately $4.0 million.

The Company expects to receive an insurance settlement during the fourth quarter of approximately $3.5 million which represents amounts advanced by the Company to settle certain product liability claims. See Item 1. Litigation, to this filing for a more complete discussion of this matter.

The Company has a non-committed credit line of $5 million from its lead bank for which it pays no fees but has no current plans to convert this to a committed facility as it expects cash flow from operations will be sufficient to fund ongoing business activity. The Company is not aware of any circumstance which would adversely impact its liquidity or capital resources in the near future.

PART II.  OTHER INFORMATION

Item 1.     Litigation

On May 12, 1994, the Company reached a settlement with Agricultural Excess and Surplus Insurance Company ("AESIC") under which AESIC agreed to: 1) reimburse the Company for all product liability claim settlements and expenses incurred through the settlement date (approximately $3.5 million); 2) affirm umbrella coverage of $5.0 million; 3) reimburse the Company for all outside legal fees incurred in litigating this matter with AESIC, and; 4) pay the Company interest on funds advanced in claim settlements and expenses. The Company had deferred, for financial reporting purposes, claim settlements and expenses relating to this matter and therefore, this settlement will only impact the Company's cash flow when received in the fourth quarter. The reimbursement for litigation expenses and interest had previously been recognized as a period expense as incurred. This settlement agreement resulted in a small gain for the third quarter as these expenses were reversed. However, the Company recorded a de minimis loss contingency reserve for future defense costs relating to claims under the AESIC policy which approximated the gain on settlement.
In October, 1993 the Company and 12 other manufacturers of IOL's were served with a patent infringement lawsuit brought by Steve P. Shearing. All of the defendants filed a motion for dismissal and, during the third quarter, the Court granted this request. The plaintiff has filed new pleadings which the defendants are challenging. Outside counsel has informed the Company that an evaluation of the patent claims of Shearing are not possible at this time because of the uncertainty of which claims, if any, the Court will allow to remain in the lawsuit. Accordingly, the Company has concluded that a loss contingency reserve regarding this matter is not warranted at this time.

In April, 1992 a shareholder ("Clancy") filed a derivative action against each of the board members of the Company and one officer. During the third quarter, a tentative settlement of this matter was reached pending board and court approval. Under the proposed settlement, the Board agreed to retain outside consultants if the Company proposed to develop and market a viscoelastic product in the future. All costs of this litigation in excess of the applicable deductible, will be borne by the Company's insurance carrier and, if settled as proposed, the Company could recover certain costs that were previously expensed.

Item 5.     Other Events

In November, 1993 the United States Food and Drug Administration ("FDA") impounded approximately 92,000 one-piece intraocular lenses manufactured by the Company for alleged violations of Good Manufacturing Practices ("GMP")
guidelines. The Company has filed a claim for the return of the impounded inventory and a trial on this action is scheduled for later this year. The Company believes this matter may be resolved before trial and has conducted numerous discussion with the FDA in this regard. During the third quarter, the Company recorded inventory reserve additions of approximately $225 thousand that would allow, when combined with previously provided inventory reserves, for the impounded IOLs to be sold at a discount to existing on hand inventory. If the impounded inventory is not released by settlement with the FDA or upon successful litigation, the remaining value that would have to be recorded in a future period to expense would be approximately $1.4 million.

In April, 1994 the Company received correspondence from the FDA that challenged its designation of 21 IOL models in its annual report, as similar to existing Premarket Approved ("PMA") IOLs and thus, exempt from the requirement for the submission of PMA supplements. The Company believes the
FDA  is  in  error  regarding this matter but has agreed  to  submit  the  PMA supplements for these IOL models. If the FDA ultimately concludes that the information contained in the PMA supplements is not sufficient for all or some of the models in question, it could force the Company to recall the models deemed to be not PMA approved or stop all distribution of these lenses. In aggregate, these IOL lenses account for approximately $2 million in annualized sales.

In February, 1994 the Company announced that it has retained Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to advise the Board of Directors on alternative directions for the Company that would enhance shareholder value. On May 23, 1994, the Company stated that it had received indications of interest from various parties for the purchase of all or a portion of the Company and had established June 30, 1994 as the deadline for submitting written offers. The Company stated, however, that no firm determination with respect to any such sale had been made and that a potential sale of all or a portion of the Company was one of a number of alternatives under consideration.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
            (a)   Exhibits

                        None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OPTICAL RADIATION CORPORATION
                                            Registrant



Date       6-10-94         s/     Richard D. Wood
      ----------------- --------------------------------
                           Richard D. Wood
                           Chairman of the Board and
                           Chief Executive Officer




Date       6-10-94         s/     Gary N. Patten
      ----------------- --------------------------------
                           Gary N. Patten
                           Vice President - Finance and
                           Chief Financial Officer